Form 10-K/A
COMMERCIAL MORTGAGE PASS THROUGH CERT SERIES 2002-KEY2
filed 2003-04-01
CIK 1186308

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
                                    Amendment No. 1


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


       a) ARCap Special Servicing, Inc., as Special Servicer <F2>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F2>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F3>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F1>


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





   (c) Not applicable.


   (d) Omitted.

Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders <f2>





EX-99.5 <f2>
   Information in this Form 10K, to the extent inconsistent with information filed previously with the Securities and Exchange Commission, revises and supercedes any such prior information. <f2>


  <F1> Filed herewith
  <F2> Previously filed
  <F3> Such document is not filed herewith since document was not received by the reporting person.







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

  Dated: March 31, 2003

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

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

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



Ex-99.3 (b)

(logo)

KeyBank Real Estate Capital
911 Main Street, Suite 1500
Kansas City, MO 64105

Tel: 816-221-8800
Fax: 816-221-8051
Toll Free: 888-979-1200

KeyCorp Real Estate Capital Markets, Inc.
As Master Servicer
Annual Officer's Certification
For Period of: January 1 through December 31, 2002

Re: SBMS 2002-KEY2 Pooling and Servicing Agreement dated 9/11/2002

With regard to the loans Master Serviced by KeyCorp Real Estate Capital Markets, Inc. d/b/a/ KeyBank Real Estate Capital (KREC) in the above captioned transaction, and pursuant to Section 3.13 and 3.14 of the Pooling and Servicing Agreement, please be advised of the following:

* A review of the activities of KREC during the preceding calendar year and of its performance, under the Agreement, has been made under my supervision.

* To the best of my knowledge, based on such review, KREC has fulfilled all of its obligations under the Agreement in all material respects.

* KCM has received no notice regarding qualification or challenge to the status of Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the Internal Revenue Service or any governing agency or body.

By:

/s/ Marty L. O'Connor
Marty L. O'Connor, Senior Vice President
Loan Servicing and Asset Management

Date:
/s/ 3/28/03