Form 10-K/A
COMMERCIAL MORTGAGE PASS THROUGH CERT SERIES 2002-KEY2
filed 2003-04-01
CIK 1186308

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
                                    Amendment No. 2

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


       a) ARCap Special Servicing, Inc., as Special Servicer <F2>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F2>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F2>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F2>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Master Servicer <F2>



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


  By:   Paul Vanderslice, Vice President

  By: /s/  Paul Vanderslice

  Dated: April 1, 2003

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

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     KeyCorp Real Estate Capital Markets, Inc., as Master Servicer, ARCap Special Servicing, Inc., as Special Servicer and Wells Fargo Bank Minnesota, N.A., as Trustee.

      Date: 4/01/03


      /s/ Paul Vanderslice
      Signature


      Vice President
      Title



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


Ex-99.3(b)

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