Form 10-K/A
COMMERCIAL MORTGAGE PASS THROUGH CERT SERIES 2002-KEY2
filed 2003-08-08
CIK 1186308

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

  Dated: July 17, 2003

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


      Date: 7/17/03


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



  Ex-99.1 (a)

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

In our opinion, mangement's assertion, that the Company complied with the aforementioned requirements during the nine-month period ended December 31, 2002, is fairly stated, in all material respects.

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



  Ex-99.1 (b)

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


  Ex-99.2 (a)

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

February 4, 2003

  Ex-99.2 (b)

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


/s/ Marty O'Connor
Marty O'Connor
Senior Vice President
Loan Servicing & Asset Management


/s/ Tony Nemec
Tony Nemec
Investor Reporting Manager


/s/ Bryan Nitcher
Bryan Nitcher
Portfolio Manager



  Ex-99.3 (a)


OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., formerly known as ARCap Special Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of September 11, 2002, relating to the Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 2002-KEY2, hereby certifies as follows:

1. a review of the activities of the Special Servicer and of its performance under the Pooling and Servicing Agreement during the calendar year 2002 has been made under the undersigned's supervision;

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout such calendar year 2002; and

3. the Special Servicer has received no notice regarding qualification, or challenging the status of, any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the Internal Revenue Service or any other governmental agency or body

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WEHEROF, as of the 7 day of March, 2003, I have hereunto signed my name.


ARCap SERVICING, INC.
formerly known as ARCap Special
Servicing, Inc.,
a Delaware corporation

BY: /s/ James L. Duggins
James L. Duggins, President

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